Form 10-K
period 2020-12-31
UBS Commercial Mortgage Trust 2017-C3
filed 2021-03-16
CIK 1713226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Great Valley Commerce Center Mortgage Loan and the IC Leased Fee Hotel Portfolio Mortgage Loan, which constituted approximately 3.9% and 3.8%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Great Valley Commerce Center Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (b) with respect to the IC Leased Fee Hotel Portfolio Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the Great Valley Commerce Center Mortgage Loan and the IC Leased Fee Hotel Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Del Amo Fashion Center Mortgage Loan, which constituted approximately 7.1% of the asset pool of the issuing entity as of its cut-off date.  The Del Amo Fashion Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Del Amo Fashion Center Mortgage Loan and thirty-two other pari passu loans and twelve subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Del Amo Fashion Center Trust 2017-AMO transaction (the “DAFC 2017-AMO Transaction”). This loan combination, including the Del Amo Fashion Center Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the DAFC 2017-AMO Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the TZA Multifamily Portfolio I Mortgage Loan and the Park West Village Mortgage Loan, which constituted approximately 7.1% and 4.2%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The TZA Multifamily Portfolio I Mortgage Loan and the Park West Village Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the TZA Multifamily Portfolio I Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Park West Village Mortgage Loan, five other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the UBS Commercial Mortgage Trust 2017-C2 transaction, Commission File Number 333-207340-02 (the “UBS 2017-C2 Transaction”). These loan combinations, including the TZA Multifamily Portfolio I Mortgage Loan and the Park West Village Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2017-C2 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the JW Marriott Chicago Mortgage Loan and the Center 78 Mortgage Loan, which constituted approximately 4.0% and 4.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The JW Marriott Chicago Mortgage Loan and Center 78 Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the JW Marriott Chicago Mortgage Loan, two other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity or (b) with respect to the Center 78 Mortgage Loan, one other pari passu loan and one subordinate companion loan, which are not assets of the issuing entity. These loan combinations, including the JW Marriott Chicago Mortgage Loan and the Center 78 Mortgage Loan, were serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the JW Marriott Chicago  loan combination and the Center 78  loan combination in the CSAIL 2017-CX9 Commercial Mortgage Trust transaction, Commission File Number 333-207361-06 (the “CSAIL 2017-CX9 Transaction”).  After the closing of the CSAIL 2017-CX9 Transaction on September 29, 2017, these loan combinations, including the JW Marriott Chicago Mortgage Loan and the Center 78 Mortgage Loan were, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CSAIL 2017-CX9 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The District Mortgage Loan, which constituted approximately 3.5% of the asset pool of the issuing entity as of its cut-off date.  The District Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes The District Mortgage Loan and four other pari passu loans, which are not assets of the issuing entity. This loan combination, including The District Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of The District  loan combination in the UBS Commercial Mortgage Trust 2017-C4 transaction, Commission File Number 333-207340-04 (the “UBS 2017-C4 Transaction”).  After the closing of the UBS 2017-C4 Transaction on October 18, 2017, this loan combination, including The District Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the UBS 2017-C4 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the American Cancer Society Center Mortgage Loan and the OKC Outlets Mortgage Loan, which constituted approximately 6.1% and 5.2%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The American Cancer Society Center Mortgage Loan and OKC Outlets Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the American Cancer Society Center Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity or (b) with respect to the OKC Outlets Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the American Cancer Society Center Mortgage Loan and the OKC Outlets Mortgage Loan, were serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the American Cancer Society Center  loan combination and the OKC Outlets  loan combination in the Morgan Stanley Bank of America Merrill Lynch Trust 2017 C34 transaction, Commission File Number 333-206847-07 (the “MSBAM 2017-C34 Transaction”).  After the closing of the MSBAM 2017-C34 Transaction on October 19, 2017, these loan combinations, including the American Cancer Society Center Mortgage Loan and the OKC Outlets Mortgage Loan were, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the MSBAM 2017-C34 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the 245 Park Avenue Mortgage Loan and The District Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Del Amo Fashion Center Mortgage Loan, the TZA Multifamily Portfolio I Mortgage Loan, the American Cancer Society Center Mortgage Loan, the 245 Park Avenue Mortgage Loan, the OKC Outlets Mortgage Loan, the Park West Village Mortgage Loan, the Center 78 Mortgage Loan, the JW Marriott Chicago Mortgage Loan and The District Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

KeyBank National Association is the primary servicer of the Del Amo Fashion Center Mortgage Loan, the American Cancer Society Center Mortgage Loan, the OKC Outlets Mortgage Loan, the Center 78 Mortgage Loan and the JW Marriott Chicago Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association acts as trustee of the Great Valley Commerce Center Mortgage Loan, the IC Leased Fee Hotel Portfolio Mortgage Loan, the Park West Village Mortgage Loan, the TZA Multifamily Portfolio I Mortgage Loan, the Center 78 Mortgage Loan and the JW Marriott Chicago Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the UBS 2017-C2 Transaction and the pooling and servicing agreement for the CSAIL 2017-CX9 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Great Valley Commerce Center Mortgage Loan, the IC Leased Fee Hotel Portfolio Mortgage Loan, the Park West Village Mortgage Loan, the TZA Multifamily Portfolio I Mortgage Loan, the Center 78 Mortgage Loan and the JW Marriott Chicago Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the primary servicer of the 245 Park Avenue Mortgage Loan and The District Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 245 Park Avenue Mortgage Loan, the Del Amo Fashion Center Mortgage Loan, the Park West Village Mortgage Loan, the TZA Multifamily Portfolio I Mortgage Loan, the Center 78 Mortgage Loan, the JW Marriott Chicago Mortgage Loan, The District Mortgage Loan, the OKC Outlets Mortgage Loan and the American Cancer Society Center Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combination that includes the 245 Park Avenue Mortgage Loan and the Del Amo Fashion Center Mortgage Loan, the servicer compliance statements of AEGON USA Realty Advisors, LLC as special servicer of the 245 Park Avenue Mortgage Loan, Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank as special servicer of the Del Amo Fashion Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

4.3           Trust and Servicing Agreement, dated as of June 20, 2017, by and among Banc of America Merrill Lynch Large Loan, Inc., as Depositor, KeyBank National Association, as Servicer, Cohen Financial, a Division of Truist Bank (f/k/a Cohen Financial, a Division of SunTrust Bank), as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on August 31, 2017 under Commission File No. 333-207340-03 and incorporated by reference herein).

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

4.11         Co-Lender Agreement, dated as of May 30, 2017, by and among JPMorgan Chase Bank, National Association, Natixis Real Estate Capital LLC, Société Générale, Deutsche Bank AG, New York Branch, and Barclays Bank PLC (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on August 31, 2017 under Commission File No. 333-207340-03 and incorporated by reference herein).

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

4.15         Co-Lender Agreement, dated as of August 31, 2017, by and between Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Natixis Real Estate Capital LLC, as Initial Note A-2 Holder, and Natixis Real Estate Capital LLC, as Initial Junior Noteholder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on August 31, 2017 under Commission File No. 333-207340-03 and incorporated by reference herein).

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

4.19         Primary Servicing Agreement, Dated as of August 1, 2017, by and between Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, and KeyBank National Association, as Primary Servicer (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on August 31, 2017 under Commission File No. 333-207340-03 and incorporated by reference herein).

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

33.21      Trimont Real Estate Advisors, LLC, as Operating Advisor of the 245 Park Avenue Mortgage Loan

33.22      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 245 Park Avenue Mortgage Loan

33.23      National Tax Search, LLC, as Servicing Function Participant of the 245 Park Avenue Mortgage Loan

33.24      KeyBank National Association, as Primary Servicer of the Del Amo Fashion Center Mortgage Loan (see Exhibit 33.6)

33.25      Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Del Amo Fashion Center Mortgage Loan

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

34.21      Trimont Real Estate Advisors, LLC, as Operating Advisor of the 245 Park Avenue Mortgage Loan

34.22      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 245 Park Avenue Mortgage Loan

34.23      National Tax Search, LLC, as Servicing Function Participant of the 245 Park Avenue Mortgage Loan

34.24      KeyBank National Association, as Primary Servicer of the Del Amo Fashion Center Mortgage Loan (see Exhibit 34.6)

34.25      Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Del Amo Fashion Center Mortgage Loan

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

35.9        Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan

35.10      AEGON USA Realty Advisors, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.11      KeyBank National Association, as Primary Servicer of the Del Amo Fashion Center Mortgage Loan (see Exhibit 35.4)

35.12      Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 15, 2021

/s/ David Schell

David Schell, Managing Director

Date: March 15, 2021