Form 10-K
period 2025-12-31
UBS Commercial Mortgage Trust 2017-C3
filed 2026-03-16
CIK 1713226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

UBS AG New York Branch

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the American Cancer Society Center Mortgage Loan, the OKC Outlets Mortgage Loan, the 245 Park Avenue Mortgage Loan and The District Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the primary servicer of the American Cancer Society Center Mortgage Loan, the OKC Outlets Mortgage Loan, the 245 Park Avenue Mortgage Loan and The District Mortgage Loan on and after to March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

LNR Partners, LLC is the special servicer of the Del Amo Fashion Center Mortgage Loan, the American Cancer Society Center Mortgage Loan and the OKC Outlets Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each primary servicer of the American Cancer Society Center Mortgage Loan, the OKC Outlets Mortgage Loan, the 245 Park Avenue Mortgage Loan and The District Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the 245 Park Avenue Mortgage Loan and the JW Marriott Chicago Mortgage Loan (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Torchlight Loan Services, LLC, as special servicer of the JW Marriott Chicago Mortgage Loan on and after September 17, 2025 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity and (ii) the servicer compliance statements of  Torchlight Loan Services, LLC, as special servicer of the JW Marriott Chicago Mortgage Loan on and after September 17, 2025 and Situs Holdings, LLC, as special servicer of the 245 Park Avenue Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.11       Wells Fargo Bank, National Association, as Trustee of the Great Valley Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Custodian of the Great Valley Commerce Center Mortgage Loan (see Exhibit 33.4)

33.13       Park Bridge Lender Services LLC, as Operating Advisor of the Great Valley Commerce Center Mortgage Loan (see Exhibit 33.5)

33.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.15       Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan prior to March 1, 2025

33.16       Trimont LLC, as Primary Servicer of the 245 Park Avenue Mortgage Loan on and after March 1, 2025

33.17       Situs Holdings, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan

33.18       Wilmington Trust, National Association, as Trustee of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Wells Fargo Bank, National Association, as Custodian of the 245 Park Avenue Mortgage Loan (see Exhibit 33.4)

33.20       BellOak, LLC, as Operating Advisor of the 245 Park Avenue Mortgage Loan

33.21       CoreLogic Solutions, LLC, as Servicing Function Participant of the 245 Park Avenue Mortgage Loan

33.22       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.23       KeyBank National Association, as Primary Servicer of the Del Amo Fashion Center Mortgage Loan (see Exhibit 33.6)

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

33.32       Wells Fargo Bank, National Association, as Custodian of the TZA Multifamily Portfolio I Mortgage Loan (see Exhibit 33.4)

33.33       Park Bridge Lender Services LLC, as Operating Advisor of the TZA Multifamily Portfolio I Mortgage Loan (see Exhibit 33.5)

33.34       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.35       KeyBank National Association, as Primary Servicer of the JW Marriott Chicago Mortgage Loan (see Exhibit 33.6)

33.36       Rialto Capital Advisors, LLC, as Special Servicer of the JW Marriott Chicago Mortgage Loan prior to September 17, 2025

33.37       Torchlight Loan Services, LLC, as Special Servicer of the JW Marriott Chicago Mortgage Loan on and after September 17, 2025 (Omitted. See Explanatory Notes.)

33.38       Wells Fargo Bank, National Association, as Trustee of the JW Marriott Chicago Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Wells Fargo Bank, National Association, as Custodian of the JW Marriott Chicago Mortgage Loan (see Exhibit 33.4)

33.40       Pentalpha Surveillance LLC, as Operating Advisor of the JW Marriott Chicago Mortgage Loan

33.41       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.42       KeyBank National Association, as Primary Servicer of the Center 78 Mortgage Loan (see Exhibit 33.6)

33.43       Rialto Capital Advisors, LLC, as Special Servicer of the Center 78 Mortgage Loan (see Exhibit 33.36)

33.44       Wells Fargo Bank, National Association, as Trustee of the Center 78 Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Custodian of the Center 78 Mortgage Loan (see Exhibit 33.4)

33.46       Pentalpha Surveillance LLC, as Operating Advisor of the Center 78 Mortgage Loan (see Exhibit 33.40)

33.47       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.48       Wells Fargo Bank, National Association, as Primary Servicer of The District Mortgage Loan prior to March 1, 2025 (see Exhibit 33.15)

33.49       Trimont LLC, as Primary Servicer of The District Mortgage Loan on and after March 1, 2025 (see Exhibit 33.16)

33.50       Rialto Capital Advisors, LLC, as Special Servicer of The District Mortgage Loan (see Exhibit 33.36)

33.51       Wilmington Trust, National Association, as Trustee of The District Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Custodian of The District Mortgage Loan (see Exhibit 33.4)

33.53       Pentalpha Surveillance LLC, as Operating Advisor of The District Mortgage Loan (see Exhibit 33.40)

33.54       CoreLogic Solutions, LLC, as Servicing Function Participant of The District Mortgage Loan (see Exhibit 33.21)

33.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.56       Wells Fargo Bank, National Association, as Primary Servicer of the American Cancer Society Mortgage Loan prior to March 1, 2025 (see Exhibit 33.15)

33.57       Trimont LLC, as Primary Servicer of the American Cancer Society Mortgage Loan on and after March 1, 2025 (see Exhibit 33.16)

33.58       KeyBank National Association, as Primary Servicer of the American Cancer Society Center Mortgage Loan (see Exhibit 33.6)

33.59       LNR Partners, LLC, as Special Servicer of the American Cancer Society Center Mortgage Loan (see Exhibit 33.24)

33.60       Wilmington Trust, National Association, as Trustee of the American Cancer Society Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Custodian of the American Cancer Society Center Mortgage Loan (see Exhibit 33.4)

33.62       Park Bridge Lender Services LLC, as Operating Advisor of the American Cancer Society Center Mortgage Loan (see Exhibit 33.5)

33.63       CoreLogic Solutions, LLC, as Servicing Function Participant of the American Cancer Society Center Mortgage Loan (see Exhibit 33.21)

33.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.65       Wells Fargo Bank, National Association, as Primary Servicer of the OKC Outlets Mortgage Loan prior to March 1, 2025 (see Exhibit 33.15)

33.66       Trimont LLC, as Primary Servicer of the OKC Outlets Mortgage Loan on and after March 1, 2025 (see Exhibit 33.16)

33.67       KeyBank National Association, as Primary Servicer of the OKC Outlets Mortgage Loan (see Exhibit 33.6)

33.68       LNR Partners, LLC, as Special Servicer of the OKC Outlets Mortgage Loan (see Exhibit 33.24)

33.69       Wilmington Trust, National Association, as Trustee of the OKC Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.70       Wells Fargo Bank, National Association, as Custodian of the OKC Outlets Mortgage Loan (see Exhibit 33.4)

33.71       Park Bridge Lender Services LLC, as Operating Advisor of the OKC Outlets Mortgage Loan (see Exhibit 33.5)

33.72       CoreLogic Solutions, LLC, as Servicing Function Participant of the OKC Outlets Mortgage Loan (see Exhibit 33.21)

33.73       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

34.11       Wells Fargo Bank, National Association, as Trustee of the Great Valley Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Custodian of the Great Valley Commerce Center Mortgage Loan (see Exhibit 34.4)

34.13       Park Bridge Lender Services LLC, as Operating Advisor of the Great Valley Commerce Center Mortgage Loan (see Exhibit 34.5)

34.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.15       Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan prior to March 1, 2025

34.16       Trimont LLC, as Primary Servicer of the 245 Park Avenue Mortgage Loan on and after March 1, 2025

34.17       Situs Holdings, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan

34.18       Wilmington Trust, National Association, as Trustee of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Wells Fargo Bank, National Association, as Custodian of the 245 Park Avenue Mortgage Loan (see Exhibit 34.4)

34.20       BellOak, LLC, as Operating Advisor of the 245 Park Avenue Mortgage Loan

34.21       CoreLogic Solutions, LLC, as Servicing Function Participant of the 245 Park Avenue Mortgage Loan

34.22       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.23       KeyBank National Association, as Primary Servicer of the Del Amo Fashion Center Mortgage Loan (see Exhibit 34.6)

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

34.32       Wells Fargo Bank, National Association, as Custodian of the TZA Multifamily Portfolio I Mortgage Loan (see Exhibit 34.4)

34.33       Park Bridge Lender Services LLC, as Operating Advisor of the TZA Multifamily Portfolio I Mortgage Loan (see Exhibit 34.5)

34.34       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.35       KeyBank National Association, as Primary Servicer of the JW Marriott Chicago Mortgage Loan (see Exhibit 34.6)

34.36       Rialto Capital Advisors, LLC, as Special Servicer of the JW Marriott Chicago Mortgage Loan prior to September 17, 2025

34.37       Torchlight Loan Services, LLC, as Special Servicer of the JW Marriott Chicago Mortgage Loan on and after September 17, 2025 (Omitted. See Explanatory Notes.)

34.38       Wells Fargo Bank, National Association, as Trustee of the JW Marriott Chicago Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Wells Fargo Bank, National Association, as Custodian of the JW Marriott Chicago Mortgage Loan (see Exhibit 34.4)

34.40       Pentalpha Surveillance LLC, as Operating Advisor of the JW Marriott Chicago Mortgage Loan

34.41       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.42       KeyBank National Association, as Primary Servicer of the Center 78 Mortgage Loan (see Exhibit 34.6)

34.43       Rialto Capital Advisors, LLC, as Special Servicer of the Center 78 Mortgage Loan (see Exhibit 34.36)

34.44       Wells Fargo Bank, National Association, as Trustee of the Center 78 Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Custodian of the Center 78 Mortgage Loan (see Exhibit 34.4)

34.46       Pentalpha Surveillance LLC, as Operating Advisor of the Center 78 Mortgage Loan (see Exhibit 34.40)

34.47       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.48       Wells Fargo Bank, National Association, as Primary Servicer of The District Mortgage Loan prior to March 1, 2025 (see Exhibit 34.15)

34.49       Trimont LLC, as Primary Servicer of The District Mortgage Loan on and after March 1, 2025 (see Exhibit 34.16)

34.50       Rialto Capital Advisors, LLC, as Special Servicer of The District Mortgage Loan (see Exhibit 34.36)

34.51       Wilmington Trust, National Association, as Trustee of The District Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Custodian of The District Mortgage Loan (see Exhibit 34.4)

34.53       Pentalpha Surveillance LLC, as Operating Advisor of The District Mortgage Loan (see Exhibit 34.40)

34.54       CoreLogic Solutions, LLC, as Servicing Function Participant of The District Mortgage Loan (see Exhibit 34.21)

34.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.56       Wells Fargo Bank, National Association, as Primary Servicer of the American Cancer Society Mortgage Loan prior to March 1, 2025 (see Exhibit 34.15)

34.57       Trimont LLC, as Primary Servicer of the American Cancer Society Mortgage Loan on and after March 1, 2025 (see Exhibit 34.16)

34.58       KeyBank National Association, as Primary Servicer of the American Cancer Society Center Mortgage Loan (see Exhibit 34.6)

34.59       LNR Partners, LLC, as Special Servicer of the American Cancer Society Center Mortgage Loan (see Exhibit 34.24)

34.60       Wilmington Trust, National Association, as Trustee of the American Cancer Society Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Custodian of the American Cancer Society Center Mortgage Loan (see Exhibit 34.4)

34.62       Park Bridge Lender Services LLC, as Operating Advisor of the American Cancer Society Center Mortgage Loan (see Exhibit 34.5)

34.63       CoreLogic Solutions, LLC, as Servicing Function Participant of the American Cancer Society Center Mortgage Loan (see Exhibit 34.21)

34.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.65       Wells Fargo Bank, National Association, as Primary Servicer of the OKC Outlets Mortgage Loan prior to March 1, 2025 (see Exhibit 34.15)

34.66       Trimont LLC, as Primary Servicer of the OKC Outlets Mortgage Loan on and after March 1, 2025 (see Exhibit 34.16)

34.67       KeyBank National Association, as Primary Servicer of the OKC Outlets Mortgage Loan (see Exhibit 34.6)

34.68       LNR Partners, LLC, as Special Servicer of the OKC Outlets Mortgage Loan (see Exhibit 34.24)

34.69       Wilmington Trust, National Association, as Trustee of the OKC Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.70       Wells Fargo Bank, National Association, as Custodian of the OKC Outlets Mortgage Loan (see Exhibit 34.4)

34.71       Park Bridge Lender Services LLC, as Operating Advisor of the OKC Outlets Mortgage Loan (see Exhibit 34.5)

34.72       CoreLogic Solutions, LLC, as Servicing Function Participant of the OKC Outlets Mortgage Loan (see Exhibit 34.21)

34.73       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan prior to March 1, 2025

35.9         Trimont LLC, as Primary Servicer of the 245 Park Avenue Mortgage Loan on and after March 1, 2025

35.10         Situs Holdings, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

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

35.15       KeyBank National Association, as Primary Servicer of the JW Marriott Chicago Mortgage Loan (see Exhibit 35.4)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the JW Marriott Chicago Mortgage Loan prior to September 17, 2025

35.17       Torchlight Loan Services, LLC, as Special Servicer of the JW Marriott Chicago Mortgage Loan on and after September 17, 2025 (Omitted. See Explanatory Notes.)

35.18       KeyBank National Association, as Primary Servicer of the Center 78 Mortgage Loan (see Exhibit 35.4)

35.19       Rialto Capital Advisors, LLC, as Special Servicer of the Center 78 Mortgage Loan (see Exhibit 35.16)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of The District Mortgage Loan prior to March 1, 2025 (see Exhibit 35.8)

35.21       Trimont LLC, as Primary Servicer of The District Mortgage Loan on and after March 1, 2025 (see Exhibit 35.9)

35.22       Rialto Capital Advisors, LLC, as Special Servicer of The District Mortgage Loan (see Exhibit 35.16)

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the American Cancer Society Mortgage Loan prior to March 1, 2025 (see Exhibit 35.8)

35.24       Trimont LLC, as Primary Servicer of the American Cancer Society Mortgage Loan on and after March 1, 2025 (see Exhibit 35.9)

35.25       KeyBank National Association, as Primary Servicer of the American Cancer Society Center Mortgage Loan (see Exhibit 35.4)

35.26       LNR Partners, LLC, as Special Servicer of the American Cancer Society Center Mortgage Loan (see Exhibit 35.12)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the OKC Outlets Mortgage Loan prior to March 1, 2025 (see Exhibit 35.8)

35.28       Trimont LLC, as Primary Servicer of the OKC Outlets Mortgage Loan on and after March 1, 2025 (see Exhibit 35.9)

35.29       KeyBank National Association, as Primary Servicer of the OKC Outlets Mortgage Loan (see Exhibit 35.4)

35.30       LNR Partners, LLC, as Special Servicer of the OKC Outlets Mortgage Loan (see Exhibit 35.12)

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

Date: March 16, 2026

/s/ Andrew Lisa

Andrew Lisa, Executive Director

Date: March 16, 2026